Form 10-Q
period 2026-09-30
Inflection Point Acquisition Corp. VII
filed 2026-11-13
CIK 2088805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43112

INFLECTION POINT ACQUISITION CORP. VII

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1890239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Columbus Circle, 24th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(646) 792-5600

(Registrant’s telephone number, including area code)

Columbus Circle Capital Corp II

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	IPXGU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	IPXG	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	IPXGW	The Nasdaq Stock Market LLC

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

As of November 13, 2026, there were 23,665,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from April 3, 2025 (inception) through September 30, 2025	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from April 3, 2025 (inception) through September 30, 2025	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from April 3, 2025 (inception) through September 30, 2025	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37

Item 4.	Controls and Procedures.	37

PART II – OTHER INFORMATION		38

Item 1.	Legal Proceedings.	38

Item 1A.	Risk Factors.	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	39

Item 4.	Mine Safety Disclosures.	39

Item 5.	Other Information.	39

Item 6.	Exhibits.	40

SIGNATURES		41

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 14, 2026.

●	“2026 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC (as defined below) on August 19, 2026.

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 30, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 10, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Aggregate Base Consideration” are to the aggregate consideration payable to the Elroy Air Equity Holders in, or in connection with, the Merger;

●	“Aggregate Common Holder Base Consideration” are to the portion of the Aggregate Base Consideration payable to the Elroy Air Common Equity Holders in connection with the Merger;

●	“Aggregate Preferred Holder Base Consideration” are to the portion of the Aggregate Base Consideration payable to the Elroy Air Preferred Equity Holders in connection with the Merger;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“BCA Amendment” are to the first amendment of the business combination agreement dated October 27, 2026 by and among the Company, IPGX Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Elroy Air, Inc., a Delaware corporation;

●	“BCA Second Amendment” are to the second amendment of the business combination agreement dated November 11, 2026 by and among the Company, IPGX Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Elroy Air, Inc., a Delaware corporation;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Agreement” are to the business combination agreement dated June 26, 2026, by and among the Company, IPGX Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company, and Elroy Air, Inc., a Delaware corporation, as amended by the BCA Amendment and the BCA Second Amendment and as it may be further amended, restated, supplemented or otherwise modified from time to time in accordance with its terms;

●	“Business Combination Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 10, 2026 between us and the Representatives;

●	“Business Combination Marketing Fee” are to the fee payable upon our Business Combination, pursuant to the Business Combination Marketing Agreement to the Representatives (as defined below) in the amount of $9,800,000, subject to certain adjustments;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the Underwriters (as defined below), itself an affiliate of Cohen;

●	“CCS” or “Cohen & Company Securities, LLC” are to Cohen & Company Securities, LLC, an indirect subsidiary of Cohen LLC; CCM is a division of CCS;

●	“Clear Street” are to Clear Street LLC, a representative of the Underwriters;

●	“Cohen” are to Cohen & Company Inc., a Maryland corporation (NYSE American: COHN), which controls, through Cohen LLC and its subsidiaries, the Sponsor, CCM and CCS;

●	“Cohen Circle” are to Cohen Circle, LLC, an investment firm that sponsors and invests in SPACs and SPAC sponsors; Daniel G. Cohen, the Chairman of the Board of Cohen and Cohen LLC, is the Co-Founder of Cohen Circle;

●	“Cohen LLC” are to Cohen & Company, LLC, a Delaware limited liability company, which is the operating subsidiary of Cohen and of which CCS is an indirect subsidiary and CCM is a division, and the managing member of the Sponsor;

●	“Common Stock Exchange Ratio” are to the conversion ratio calculated based on the shares of New Elroy Air Common Stock issuable in respect of the outstanding Elroy Air Common Stock and vested options (calculated using the treasury method on a cashless exercise basis);

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of February 10, 2026;

●	“Closing” are to the closing of the Business Combination pursuant to the Business Combination Agreement;

●	“Closing Date” are to the date of Closing;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 12, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to Inflection Point Acquisition Corp. VII (formerly known as Columbus Circle Capital Corp II), a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Convertible Note Consideration” are to the consideration payable to each holder of a Pre-Funded Convertible Note in connection with the Merger;

●	“Domestication” are to the Company’s plan to change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Effective Time” are to the effective time of the Merger;

●	“Earnout Shares” are to up to 11,000,000 additional shares of New Elroy Air Common Stock issuable to the Eligible Stockholders following the Business Combination upon the achievement of specified earnout milestones;

●	“Eligible Stockholders” are to the Elroy Air Equity Holders, the Pre-Funded PIPE Investors and the holders of specified restricted stock units eligible to receive Earnout Shares pursuant to the Business Combination Agreement, as amended by the BCA Amendment and the BCA Second Amendment;

●	“Elroy Air” are to Elroy Air, Inc., a Delaware corporation;

●	“Elroy Air Common Equity Holders” are to the Elroy Air Equity Holders other than the Elroy Air Preferred Equity Holders;

●	“Elroy Air Equity Holders” are to the holders of securities of Elroy Air, other than the holders of the Pre-Funded Convertible Notes, the Elroy Air Pre-Funded Convertible Note Investor Warrants and unvested Elroy Air Options;

●	“Elroy Air Preferred Equity Holders” are to the holders of preferred stock of Elroy Air;

●	“Elroy Air Pre-Funded Convertible Note Investor Warrants” are to the warrants issued by Elroy Air to certain accredited investors in connection with the issuance and sale of convertible promissory notes pursuant to the securities purchase agreements entered into in connection with the transactions contemplated by the Business Combination Agreement;

●	“EMEA” are to Europe, Middle East and Africa;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Exchanged Option” means each option to purchase shares of Elroy Air Common Stock that is outstanding immediately prior to the Effective Time and is converted into an option to purchase shares of New Elroy Air Common Stock pursuant to Section 2.03(a)(ii) of the Business Combination Agreement, with the number of underlying shares determined based on the Common Stock Exchange Ratio;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Inflection Point Fund” are to Inflection Point Fund I, LP;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 12, 2026;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on April 3, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on January 21, 2026, as amended, and declared effective on January 30, 2026 (File No. 333-292861);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“LatAm” are to Latin America;

●	“Letter Agreement” are to the Letter Agreement, dated February 10, 2026, which we entered into with our Sponsor, directors and officers and the Letter Agreement, dated June 26, 2026, which we entered into with Michael Blitzer and Kevin Shannon at the time they joined our Management Team;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Merger” are to the merger of the Company, the Merger Sub and Elroy Air, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Elroy Air, with Elroy Air continuing as the surviving corporation;

●	“Merger Sub” are to IPGX Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“New Elroy Air” are to the Company following the Closing after its name change to Elroy Air, Inc.;

●	“New Elroy Air Common Stock” are to the common stock, par value $0.0001 per share, of the Company after the Domestication;

●	“New Elroy Air Series A Investor Warrants” are to the warrants to purchase shares of New Elroy Air Common Stock issued in connection with the Merger to the holders of the Elroy Air Pre-Funded Convertible Note Investor Warrants;

●	“New Elroy Air Series A Preferred Stock” are to the 12.0% Series A Cumulative Convertible Preferred Stock, par value $0.0001 per share, of New Elroy Air;

●	“New Elroy Air Warrant” are to a warrant to acquire one share of New Elroy Air Common Stock issued upon the automatic conversion of a Warrant pursuant to the Warrant Agreement;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Per Share Earn-out Consideration” are to the number of Earnout Shares that each Eligible Stockholder is entitled to receive upon vesting of the Earnout Shares;

●	“Pre-Funded Convertible Note Investor Warrant Consideration” are to the consideration payable to each holder of an Elroy Air Pre-Funded Convertible Note Investor Warrant in connection with the Merger;

v

●	“Pre-Funded Convertible Notes” are to the convertible promissory notes issued and sold by Elroy Air to the Pre-Funded PIPE Investors pursuant to the securities purchase agreements entered into in connection with the transactions contemplated by the Business Combination Agreement;

●	“Pre-Funded Note Investment” are to the private placement of the Pre-Funded Convertible Notes and the Elroy Air Pre-Funded Convertible Note Investor Warrants pursuant to the Pre-Funded SPAs;

●	“Pre-Funded PIPE Investors” are to the accredited investors that entered into securities purchase agreements with Elroy Air in connection with the transactions contemplated by the Business Combination Agreement;

●	“Pre-Funded SPAs” are to the securities purchase agreements entered into between Elroy Air and certain investors in connection with the transactions contemplated by the Business Combination Agreement;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and the Representatives in the Private Placement;

●	“Private Placement Units” are to the units issued in the Private Placement, which consist of one Private Placement Share and one-third of one Private Placement Warrant (as defined below);

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 10, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated February 10, 2026, which we entered into with the Representatives, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and the Representatives in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholder’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Purchase Price” are to the base purchase price of $800,000,000 for the Merger;

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was initially $10.00 per Public Share as of the closing of the Initial Public Offering;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 10, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Representatives” are to CCM and Clear Street, the representatives of the Underwriters;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Columbus Circle 2 Sponsor Corporation LLC, a Delaware limited liability company;

●	“Sponsor Lock-Up Agreement” are to the lock-up agreement to be entered into at the Closing by and among New Elroy Air, the Sponsor, CCM and Clear Street;

●	“Sponsor Lock-Up Securityholders” are to the Sponsor, CCM, Clear Street and their respective permitted assigns that are party to the Sponsor Lock-Up Agreement;

●	“Sponsor Support Agreement” are to the support agreement entered into by and among the Company, Elroy Air and the Sponsor in connection with the Business Combination;

●	“Sponsor Share Conversion” are to the one-for-one conversion of each Class B Ordinary Share held by the Sponsor into a Class A Share immediately prior to the Domestication;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 10, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 10, 2026, which we entered into with Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, and Clear Street LLC, as representatives of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated February 10, 2026, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders or an affiliate of the Initial Shareholders or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$613,400	$—
Prepaid expenses	19,043	6,013
Prepaid insurance	127,500	—
Total current assets	759,943	6,013
Long-term portion of prepaid insurance	47,813	—
Deferred offering costs	—	147,971
Cash and investments held in Trust Account	235,227,736	—
Total Assets	$236,035,492	$153,984

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expense	$2,341,876	$—
Accrued offering costs	75,000	2,890
Promissory note – related party	—	172,158
Total Liabilities	2,416,876	175,048

Commitments and Contingencies (Note 6)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 and no shares at $10.23 and $0 per-share redemption value as of September 30, 2026 and December 31, 2025, respectively	235,227,736	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 665,000 and no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	67	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively(1)	767	767
Additional paid-in capital	—	24,233
Accumulated deficit	(1,609,954)	(46,064)
Total Shareholders’ Deficit	(1,609,120)	(21,064)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$236,035,492	$153,984

(1)	Includes an aggregate of up to 1,000,000 Class B Ordinary Shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 12, 2026, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per Unit, including 3,000,000 Units issued pursuant to the exercise by the underwriters of their full over-allotment option; hence, the 1,000,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from April 3, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative fees	$1,344,841	$10,419	$3,223,614	$15,063
Loss from operations	(1,344,841)	(10,419)	(3,223,614)	(15,063)

Other income (expense):
Interest earned on cash and investments held in Trust Account	2,129,904	—	5,227,736	—

Net income (loss)	$785,063	$(10,419)	$2,004,122	$(15,063)

Weighted average shares outstanding, Class A redeemable Ordinary Shares	23,665,000	—	20,010,846	—
Basic and diluted net income (loss) per share, Class A redeemable Ordinary Shares	$0.03	$—	$0.07	$—
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	6,666,667 (1)	7,512,255	6,666,667 (1)
Basic net income (loss) per share, Class B Ordinary Shares	$0.03	$(0.00)	$0.07	$(0.00)
Weighted average shares outstanding, Class B Ordinary Shares	7,666,667	6,666,667 (1)	7,666,667	6,666,667 (1)
Diluted net income (loss) per share, Class B Ordinary Shares	$0.03	$(0.00)	$0.07	$(0.00)

(1)	Excludes an aggregate of up to 1,000,000 Class B Ordinary Shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 12, 2026, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per Unit, including 3,000,000 Units issued pursuant to the exercise by the underwriters of their full over-allotment option; hence, the 1,000,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2025 (1)	—	$—	7,666,667	$767	$24,233	$(46,064)	$(21,064)

Sale of 665,000 Private Placement Units	665,000	67	—	—	6,649,933	—	6,650,000

Fair value of Public Warrants at issuance	—	—	—	—	1,993,333	—	1,993,333

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(71,718)	—	(71,718)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,988,744)	—	(7,988,744)

Net income	—	—	—	—	—	853,252	853,252

Balance – March 31, 2026 (unaudited)	665,000	67	7,666,667	767	607,037	807,188	1,415,059

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(607,037)	(1,438,108)	(2,045,145)

Net income	—	—	—	—	—	365,807	365,807

Balance – June 30, 2026 (unaudited)	665,000	67	7,666,667	767	—	(265,113)	(264,279)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,129,904)	(2,129,904)

Net income	—	—	—	—	—	785,063	785,063

Balance – September 30, 2026 (unaudited)	665,000	$67	7,666,667	$767	$—	$(1,609,954)	$(1,609,120)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
FOR THE PERIOD FROM APRIL 3, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – April 3, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor (1)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(4,644)	(4,644)

Balance – June 30, 2025 (unaudited)	—	—	7,666,667	767	24,233	(4,644)	20,356

Net loss	—	—	—	—	—	(10,419)	(10,419)

Balance – September 30, 2025 (unaudited)	—	$—	7,666,667	$767	$24,233	$(15,063)	$9,937

(1)	Includes an aggregate of up to 1,000,000 Class B Ordinary Shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 5). On February 12, 2026, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per Unit, including 3,000,000 Units issued pursuant to the exercise by the underwriters of their full over-allotment option; hence, the 1,000,000 Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period from April 3, 2025 (Inception) Through September 30, 2025

Cash Flows from Operating Activities:
Net income (loss)	$2,004,122	$(15,063)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	(21,375)	4,643
Operating costs paid via promissory note related party	—	10,420
Interest earned on cash and investments held in Trust Account	(5,227,736)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	53,376	—
Accounts payable and accrued expenses	2,341,876	—
Net cash used in operating activities	(849,737)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Units	6,650,000	—
Repayment of promissory note – related party	(485,446)	—
Payment of offering costs	(701,417)	—
Net cash provided by financing activities	231,463,137	—

Net Change in Cash	613,400	—
Cash – Beginning of period	—	—
Cash – End of period	$613,400	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$79,193	$476
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$5,718
Deferred offering costs paid through promissory note – related party	$79,848	$25,000
Deferred offering costs paid through prepayment	$188,440	$—
Prepaid services contributed by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$14,639
Accretion for Class A Ordinary Shares to redemption amount	$12,163,793	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

Inflection Point Acquisition Corp. VII (formerly known as Columbus Circle Capital Corp II) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 3, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On August 26, 2026, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”). An aggregate of 20,075,383 (64.07%) of the Company’s issued and outstanding ordinary shares held of record as of July 16, 2026, the record date for the Extraordinary General Meeting, were present either in person or by proxy, which constituted a quorum. At the Extraordinary General Meeting, the Company’s shareholders approved a proposal to change the name of the Company from “Columbus Circle Capital Corp II” to “Inflection Point Acquisition Corp. VII” and to adopt an amendment to the Company’s amended and restated memorandum and articles of association (as may be amended from time to time) to reflect the change of name (the “Name Change Proposal”). The Name Change Proposal was described in additional detail in the Company’s definitive proxy statement, dated August 4, 2026 (File No. 001-43112) (the “Proxy Statement”). Any terms used but not defined herein have the meaning assigned thereto in the Proxy Statement. The Name Change Proposal is to approve, as special resolutions, the change of the name of the Company from “Columbus Circle Capital Corp II” to “Inflection Point Acquisition Corp. VII” and an amendment to the Company’s current Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the “Articles”) in the form set forth in Annex A to the Proxy Statement, to reflect the change of the name of the Company. In connection with the change of the name of the Company, the Company’s Class A ordinary shares, units, and warrants began trading under the symbols “IPXG”, “IPXGU” and “IPXGW”, respectively, on August 27, 2026. The CUSIP numbers of the Company’s securities did not change as a result of the name change.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from April 3, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Columbus Circle 2 Sponsor Corporation LLC (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on January 30, 2026. On February 12, 2026, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit (the “Units”), including 3,000,000 Units issued pursuant to the exercise by the underwriters of their full over-allotment option (see Note 3), generating gross proceeds of $230,000,000. Each Unit consists of one Class A Ordinary Share and one-third of one redeemable warrant of the Company (each whole warran,t a “Public Warrant”), with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Upon the closing of the Initial Public Offering on February 12, 2026, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Units, is held in a trust account (the “Trust Account”) and will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Business Combination Agreement

On June 26, 2026, the Company (which will transfer by way of continuation out of the Cayman Islands and domesticate as a Delaware corporation prior to the Closing entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”), by and among the Company, IPGX Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Elroy Air, Inc., a Delaware corporation (“Elroy Air”), pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Elroy Air, with Elroy Air continuing as the surviving corporation (the “Merger”).

The Domestication

The Company will, subject to obtaining the required shareholder approvals and at least one business day prior to the date of Closing (the “Closing Date”), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”).

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, including approval of the Company’s shareholders: (a) immediately prior to the Domestication, pursuant to the Sponsor Support Agreement (as defined below), the holders of the then issued and outstanding Class B Ordinary Shares will elect to convert each Class B Share held by them, on a one-for-one basis, into a Class A Ordinary Share of the Company (the “Sponsor Share Conversion”); and (b) in connection with the Domestication, (i) each of the then issued and outstanding Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of the Company (after the Domestication) (the “New Elroy Air Common Stock”); (ii) each of the then issued and outstanding Warrants of the Company will convert automatically into a warrant to acquire one share of New Elroy Air Common Stock (each, a “New Elroy Air Warrant”), pursuant to the Warrant Agreement; and (iii) each of the then issued and outstanding Units of the Company will be cancelled and will thereafter entitle the holder thereof to one share of New Elroy Air Common Stock and one-third (1/3) of one New Elroy Air Warrant, with any fractional New Elroy Air Warrants to be issued in connection with such separation rounded down to the nearest whole warrant.

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

In connection with the transactions contemplated by the Business Combination Agreement, on June 26, 2026, Elroy Air entered into securities purchase agreements with certain accredited investors, including Inflection Point Fund I, LP (“Inflection Point Fund”). Pursuant to those agreements, Elroy Air issued and sold convertible promissory notes (the “Pre-Funded Convertible Notes”) with an aggregate face value of approximately $78.3 million and warrants to purchase 6,526,961 shares of Elroy Air Common Stock at a purchase price of $12.00 per share (the “Elroy Air Pre-Funded Convertible Note Investor Warrants”), substantially concurrently with the execution and delivery of the Business Combination Agreement, for an aggregate purchase price of approximately $66.6 million.

Between July 31, 2026 and September 15, 2026, Elroy Air entered into additional securities purchase agreements with certain accredited investors, including Inflection Point Fund. Pursuant to those agreements, Elroy Air issued and sold Pre-Funded Convertible Notes with an aggregate face value of approximately $9.9 million and Elroy Air Pre-Funded Convertible Note Investor Warrants to purchase 825,979 shares of Elroy Air Common Stock, for an aggregate purchase price of approximately $8.4 million. The securities purchase agreements entered into at signing and after signing are referred to collectively as the “Pre-Funded SPAs,” the investors thereunder as the “Pre-Funded PIPE Investors,” and the investments thereunder as the “Pre-Funded Note Investment.”

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Earnout

In addition to the Aggregate Base Consideration, following the Business Combination, New Elroy Air will issue to the Elroy Air Equity Holders, the Pre-Funded PIPE Investors and the holders of specified restricted stock units eligible under the Business Combination Agreement, as amended by the BCA Amendment and the BCA Second Amendment (the “Eligible Stockholders”), up to 11,000,000 additional shares of New Elroy Air Common Stock (the “Earnout Shares”) in three tranches, as follows:

●	3,000,000 shares of New Elroy Air Common Stock if the price of one share of New Elroy Air Common Stock is greater than or equal to $15.00 per share for 20 trading days during any 30-trading day period commencing on the one-year anniversary of the Closing and ending on the four-year anniversary of Closing;

●	3,000,000 shares of New Elroy Air Common Stock if the price of one share of New Elroy Air Common Stock is greater than or equal to $20.00 per share for 20 trading days during any 30-trading day period commencing at the one-year anniversary of Closing and ending on the four-year anniversary of Closing; and

●	5,000,000 shares of New Elroy Air Common Stock if the Organic Revenue (as defined in the Business Combination Agreement) for New Elroy Air during any trailing two (2) quarter period ending not later than June 30, 2028 equals or exceeds $50,000,000.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

If and when vested, the Earnout Shares will be allocated among the Eligible Stockholders in accordance with their respective Pro Rata Shares under the Business Combination Agreement, as amended by the BCA Amendment and the BCA Second Amendment(the “Per Share Earn-out Consideration”). The allocation takes into account the shares of New Elroy Air Common Stock issuable upon conversion of the New Elroy Air Series A Preferred Stock issued as Convertible Note Consideration in the Merger and the specified restricted stock units included under the BCA Amendment. The Pre-Funded Convertible Notes themselves are excluded from the convertible-securities component of the fully diluted capital calculation, rather than being counted in addition to the common shares underlying the related preferred stock. See “Amendment No. 1 to Business Combination Agreement” below.

First Amendment to Business Combination Agreement

On October 27, 2026, the Company, Merger Sub and Elroy Air entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”). Among other things, the BCA Amendment: (i) amends Section 2.03(a)(ii) of the Business Combination Agreement to provide that each Elroy Air Option outstanding immediately prior to the Effective Time will be converted into an option to purchase shares of New Elroy Air Common Stock (an “Exchanged Option”) based on the Common Stock Exchange Ratio, rather than a separate option exchange ratio, and to clarify that the Elroy Air Options subject to the 50%/50% allocation between the New Elroy Air Incentive Plan and grants outside of the plan are only those Elroy Air Options that were unvested as of the date of the Business Combination Agreement and remain unvested immediately prior to the Effective Time; (ii) provides that each restricted stock unit of Elroy Air outstanding as of the Effective Time will be assumed and converted into a restricted stock unit of New Elroy Air based on the Common Stock Exchange Ratio, and that certain specified restricted stock units will be taken into account in determining the Eligible Stockholders and their Pro Rata Shares of the Earnout Shares; (iii) amends Section 6.14(a) to provide that the maximum number of shares of New Elroy Air Common Stock issuable under the New Elroy Air Incentive Plan immediately following the Closing shall not be more than 12% of the Purchaser Fully Diluted Capitalization (the “EIP Limit”), and adds a definition of “Purchaser Fully Diluted Capitalization”; (iv) requires Elroy Air to deliver unaudited reviewed financial statements as of and for the six-month periods ended June 30, 2026 and 2025 no later than September 30, 2026, and provides that failure to deliver such financial statements or the PCAOB Financial Statements by the applicable deadlines will not constitute a breach of the Business Combination Agreement or a failure of the related closing condition; (v) requires, as a condition to Inflection Point’s obligation to close, delivery of the Seller Lock-Up Agreement by each Elroy Air equityholder who will receive (including upon exercise of Exchanged Options or settlement of converted restricted stock units) at least 1.0% of the Aggregate Consideration; and (vi) makes certain related changes to the exchange procedures and the definitions of “Company Adjusted Fully Diluted Capital,” “Company Fully Diluted Capital,” “Eligible Stockholder” and “Pro Rata Share.”

Second Amendment to the Business Combination Agreement

On November 11, 2026, Inflection Point, Merger Sub and Elroy Air entered into the Second Amendment to Business Combination Agreement (the “BCA Second Amendment”). Among other things, the BCA Second Amendment: (i) amends the stock exchange procedures to eliminate any requirement for holders of Elroy Air common stock or preferred stock to deliver a letter of transmittal or surrender any certificate or other instrument representing such shares as a condition to receiving their applicable merger consideration, and provides that, on the closing date, Inflection Point will cause Continental to deliver the applicable consideration from the exchange fund in book-entry form to holders reflected on Elroy Air’s record books immediately prior to the effective time of the Merger (excluding, in the case of common stock, excluded shares, restricted stock units and options); (ii) amends the closing condition requiring delivery of seller lock-up agreements to require a duly executed seller lock-up agreement from each holder of Elroy Air equity securities who will receive, or would receive upon exercise of exchanged options or settlement of Inflection Point restricted stock units, at least 0.15% of the aggregate consideration, and extends the lockup requirements to employees of Elroy Air who will continue to be employed by Elroy Air or Inflection Point following the Closing, regardless of the portion of the Aggregate Consideration such holder will or would receive; (iii) replaces the form of Seller Lock-Up Agreement attached as Exhibit E-2 to the Business Combination Agreement with the form attached as Exhibit A to the BCA Second Amendment; and (iv) deletes the defined term “Letter of Transmittal” and related cross-references, to the extent included in the Business Combination Agreement, and eliminates other references in the Business Combination Agreement and ancillary documents to a letter of transmittal or its delivery as a condition to receipt of any portion of the aggregate consideration.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) with Elroy Air and the Sponsor pursuant to which the Sponsor agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals (as defined in the Business Combination Agreement), (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Business Combination; (iii) vote against any change in the business, management, or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Sponsor contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Certain current and former officers and directors of the Company previously entered into a letter agreement with the Company in connection with the Company’s initial public offering, pursuant to which they agreed to vote any of the Company ordinary shares held by them in favor of the Business Combination.

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

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

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement or the liquidation of Elroy Air, the Requisite Elroy Air Stockholders have agreed not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Elroy Air and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Liquidity and Going Concern Considerations

As of September 30, 2026, the Company had cash of $613,400 and a working capital deficit of $1,656,933.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 30, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 19, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from April 3, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $613,400 and $0 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $235,227,736, were held in money market funds. At December 31, 2025, there were no assets held in Trust Account. The investments held in money market funds are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Series A SPA

The Company accounts for the forward sale security as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Series A SPA using applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Series A SPA securities are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the forward sale securities are indexed to the Company’s own shares. This assessment, which requires the use of professional judgment, is conducted at the time of the execution of the Series A SPA and as of each subsequent quarterly period-end date while the Series A SPA securities are outstanding. The Series A SPA securities that do not meet all the criteria for equity classification are required to be recorded at their initial fair value at the time of the execution of the Series A SPA and on each balance sheet date thereafter. Specifically, the Series A Preferred shares and the Series A Preferred Warrants do not meet the criteria for equity classification and, as such, will be revalued at each reporting date thereafter. All other securities issuable under the Series A SPA do meet the criteria for equity classification. Changes in the estimated fair value of the Series SPA securities are recognized on the unaudited condensed consolidated statements of operations in the period of the change.

The Company accounts for the forward sale securities in accordance with guidance in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, pursuant to which the Series A SPA securities described above, do not meet the criteria for equity classification and must be recorded as liabilities or assets. As of June 26, 2026, the date of execution of the SPA and as of September 30, 2026, the Series A SPA fair value was deemed de minimis; as no change in fair value was recognized in the three- and nine-month periods ended September 30, 2026.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and retained earnings (accumulated deficit). Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(1,993,333)
Class A Ordinary Shares subject to possible redemption, issuance cost	(4,942,724)
Plus:
Accretion of carrying value to redemption value	7,988,744
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$231,052,687
Plus:
Accretion of carrying value to redemption value	2,045,145
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$233,097,832
Plus:
Accretion of carrying value to redemption value	2,129,904
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$235,227,736

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are 7,666,667 Public Warrants and 221,667 Private Placement Warrants currently outstanding as of September 30, 2026. There were no Warrants outstanding as of December 31, 2025.

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

Diluted net income (loss) per share attributable to ordinary shareholders adjusts the basic net income (loss) per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, the Company has not considered the effect of the 7,888,334 warrants (7,666,667 Public Warrants and 221,667 Private Placement Warrants) to purchase Class A Ordinary Shares in the calculation of diluted net income (loss) per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events (the warrants become exercisable 30 days after the completion of the initial Business Combination). As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$592,963	$192,100	$1,457,110	$547,012
Denominator:
Basic weighted average shares outstanding	23,665,000	7,666,667	20,010,846	7,512,255
Basic net income per ordinary share	$0.03	$0.03	$0.07	$0.07

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026		2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$592,963	$192,100	$1,448,980	$555,142
Denominator:
Diluted weighted average shares outstanding	23,665,000	7,666,667	20,010,846	7,666,667
Diluted net income per ordinary share	$0.03	$0.03	$0.07	$0.07

	For the Three Months Ended September 30,		For the Period from April 3, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(10,419)	$—	$(15,063)
Denominator:
Basic weighted average shares outstanding	—	6,666,667	—	6,666,667
Basic net loss per ordinary share	$—	$(0.00)	$—	$(0.00)

	For the Three Months Ended September 30,		For the Period from April 3, 2025 (Inception) Through September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Diluted net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(10,419)	$—	$(15,063)
Denominator:
Diluted weighted average shares outstanding	—	6,666,667	—	6,666,667
Diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants

As of September 30, 2026, there were 7,666,667 Public Warrants and 221,667 Private Placement Warrants outstanding. As of December 31, 2025, there were no Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Representatives purchased an aggregate of 665,000 Private Placement Units at a price of $10.00 per Private Placement Unit. Of the 665,000 Private Placement Units, the Sponsor purchased 265,000 Private Placement Units and the Representatives purchased 400,000 Private Placement Units. Each Unit consists of one Public Share and one-third of one warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments. Each warrant will become exercisable 30 days after the completion of the Initial Business Combination and will not expire except upon liquidation. If the Initial Business Combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On February 6, 2026, the Sponsor transferred membership interests equivalent to an aggregate of 250,000 Class B Ordinary Shares to five independent directors in exchange for their services through the Company’s initial Business Combination. The transfer of the management interest to the Company’s independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. On February 12, 2026, Adam Back resigned from the Board of Directors of the Company effective immediately. As a result the membership interest transferred, equivalent to 50,000 Class B Ordinary Shares, was deemed forfeited leaving 200,000 Class B Ordinary Share equivalents outstanding. The fair value of the remaining 200,000 shares granted, net of forfeitures, to the Company’s directors was $298,000 or $1.49 per share. The valuation was derived by multiplying the marketable value per Founder Share by the probability of successful closing of an initial Business Combination. As of February 12, 2026, the marketable value per Founder Share was $9.91 and the probability of closing an initial Business Combination is 15%. The Founder Shares are subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the Founder Shares. As of September 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Advances from Related Parties

On February 12, 2026, the Sponsor funded an additional $185,445 to cover offering costs and operating expenses, in addition to the promissory notes – related parties. This amount was repaid on February 12, 2026, simultaneously with the closing of the Initial Public Offering.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Administrative Services Agreement

Commencing on February 10, 2026, the date the securities of the Company first listed on The Nasdaq Stock Market LLC, the Company agreed to pay an affiliate of the Sponsor an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $80,000, respectively, in fees for these services. For the three months ended September 30, 2025 and for the period from April 3, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

Engagement of CCM as Joint Financial Advisor and Co-Placement Agent

The Company engaged CCM as joint financial advisor and co-placement agent to the Company in connection with the proposed Business Combination with Elroy Air, whereby, among other things, the Company committed to pay CCM a fee of $2.5 million for acting as joint financial advisor in connection with the proposed Business Combination with Elroy Air and a fee equal to 1.5% of the gross proceeds ($1.5 million) for acting as co-placement agent in the Closing PIPE Investment.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, excluding the gross proceeds from the overallotment option, or for a total of $4,000,000 which amount was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company engaged CCM and Clear Street as advisors in connection with the Business Combination to assist in holding meetings with shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay CCM and Clear Street a cash fee for such services upon the consummation of the initial Business Combination in an amount up to $9,800,000 in the aggregate. The amount of the Marketing Fee payable to the underwriters will be based on the amount of funds remaining in the Trust Account after redemptions of public shares and will be paid to the underwriters only upon the completion of an initial Business Combination. As a result, CCM and Clear Street will not be entitled to such fee unless the Company consummates its initial Business Combination.

Engagement of CCM as Joint Financial Advisor and Co-Placement Agent

The Company engaged CCM as joint financial advisor and co-placement agent to the Company in connection with the proposed Business Combination with Elroy Air, whereby, among other things, the Company committed to pay CCM a fee of $2.5 million for acting as joint financial advisor in connection with the proposed Business Combination with Elroy Air and a fee equal to 1.5% of the gross proceeds ($1.5 million) for acting as co-placement agent in the Closing PIPE Investment.

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued and outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 665,000 Class A Ordinary Shares issued and outstanding, excluding 23,000,000 Class A Ordinary Shares subject to redemption, and no Class A Ordinary Shares, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, the Company had issued 7,666,667 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.003 per share.

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash and investments held in Trust Account	$235,227,736	$—
Cash	$613,400	$—

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2026
General and administrative fees	$1,344,841	$3,223,614
Interest earned on cash and investments held in Trust Account	$2,129,904	$5,227,736

	For the Three Months Ended September 30, 2025	For the Period from April 3, 2025 (Inception) Through September 30, 2025
General and administrative fees	$10,419	$15,063
Interest earned on cash and investments held in Trust Account	$—	$—

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

INFLECTION POINT ACQUISITION CORP. VII

(FORMERLY KNOWN AS COLUMBUS CIRCLE CAPITAL CORP II)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash and investments held in Trust Account	1	$235,227,736	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. On October 27, 2026, the Company, Merger Sub and Elroy Air entered into the BCA Amendment, as described in Note 1 under “First Amendment to Business Combination Agreement.” On November 11, 2026, the Company, Merger Sub and Elroy Air entered into the BCA Second Amendment, as described in Note 1 under “Second Amendment to Business Combination Agreement.”

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Business Combination Agreement

On June 26, 2026, the Company (which will transfer by way of continuation out of the Cayman Islands and domesticate as a Delaware corporation prior to the Closing) entered into a Business Combination Agreement by and among the Company, Merger Sub, and Elroy Air, pursuant to which, among other things and subject to the terms and conditions therein, Merger Sub will merge with and into Elroy Air, with Elroy Air continuing as the surviving corporation.

The Domestication

The Company will, subject to obtaining the required shareholder approvals and at least one business day prior to the date of Closing (the “Closing Date”), change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware.

Subject to the satisfaction or waiver of the conditions of the Business Combination Agreement, including approval of the Company’s shareholders: (a) immediately prior to the Domestication, pursuant to the Sponsor Support Agreement (as defined below), the holders of the then issued and outstanding Class B Ordinary Shares will elect to convert each Class B Ordinary Share held by them, on a one-for-one basis, into a Class A Ordinary Share of the Company; and (b) in connection with the Domestication, (i) each of the then issued and outstanding Class A Ordinary Shares will convert automatically, on a one-for-one basis, into a share of New Elroy Air Common Stock; (ii) each of the then issued and outstanding Warrants of the Company will convert automatically, on a one-for-one basis, into a New Elroy Air Warrant, pursuant to the Warrant Agreement; and (iii) each of the then issued and outstanding Units of the Company will be cancelled and will thereafter entitle the holder thereof to one share of New Elroy Air Common Stock and one-third (1/3) of one New Elroy Air Warrant, with any fractional New Elroy Air Warrants to be issued in connection with such separation rounded down to the nearest whole warrant.

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

In connection with the transactions contemplated by the Business Combination Agreement, on June 26, 2026, Elroy Air entered into securities purchase agreements with certain accredited investors, including Inflection Point Fund. Pursuant to those agreements, Elroy Air issued and sold Pre-Funded Convertible Notes with an aggregate face value of approximately $78.3 million and Elroy Air Pre-Funded Convertible Note Investor Warrants to purchase 6,526,961 shares of Elroy Air Common Stock at a purchase price of $12.00 per share, substantially concurrently with the execution and delivery of the Business Combination Agreement, for an aggregate purchase price of approximately $66.6 million.

Between July 31, 2026 and September 15, 2026, Elroy Air entered into additional Pre-Funded SPAs with certain accredited investors, including Inflection Point Fund. Pursuant to those agreements, Elroy Air issued and sold Pre-Funded Convertible Notes with an aggregate face value of approximately $9.9 million and Elroy Air Pre-Funded Convertible Note Investor Warrants to purchase 825,979 shares of Elroy Air Common Stock, for an aggregate purchase price of approximately $8.4 million. The Pre-Funded Note Investment includes both the signing and post-signing investments.

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

Pursuant to the Business Combination Agreement, the Aggregate Base Consideration to be paid to the Elroy Air Equity Holders in, or in connection with, the Merger will be the number of shares of New Elroy Air Common Stock equal to the quotient of: (a) Purchase Price, divided by (b) Redemption Price.

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

The Convertible Note Consideration will be a number of shares of New Elroy Air Series A Preferred Stock equal to the quotient, rounded up to the nearest whole share, of (i) the total outstanding principal and accrued and unpaid interest on each Pre-Funded Convertible Note as of one day prior to the Closing Date, divided by (ii) $12.00.

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

Earnout

In addition to the Aggregate Base Consideration, following the Business Combination, New Elroy Air will issue to Eligible Stockholders up to 11,000,000 Earnout Shares in three tranches, as follows:

●	3,000,000 shares of New Elroy Air Common Stock if the price of one share of New Elroy Air Common Stock is greater than or equal to $15.00 per share for 20 trading days during any 30-trading day period commencing on the one-year anniversary of the Closing and ending on the four-year anniversary of Closing;

●	3,000,000 shares of New Elroy Air Common Stock if the price of one share of New Elroy Air Common Stock is greater than or equal to $20.00 per share for 20 trading days during any 30-trading day period commencing at the one-year anniversary of Closing and ending on the four-year anniversary of Closing;

●	5,000,000 shares of New Elroy Air Common Stock if the Organic Revenue (as defined in the Business Combination Agreement) for New Elroy Air during any trailing two (2) quarter period ending not later than June 30, 2028 equals or exceeds $50,000,000.

If and when vested, the Earnout Shares will be allocated among the Eligible Stockholders in accordance with their respective Pro Rata Shares under the Business Combination Agreement, as amended by the BCA Amendment. The allocation takes into account the shares of New Elroy Air Common Stock issuable upon conversion of the New Elroy Air Series A Preferred Stock issued as Convertible Note Consideration in the Merger and the specified restricted stock units included under the BCA Amendment. The Pre-Funded Convertible Notes themselves are excluded from the convertible-securities component of the fully diluted capital calculation, rather than being counted in addition to the common shares underlying the related preferred stock. See “Recent Development — Amendment No. 1 to Business Combination Agreement” below.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Company entered into the Sponsor Support Agreement with Elroy Air and the Sponsor pursuant to which the Sponsor agreed to, among other things, (i) vote in favor of adoption of the Transaction Proposals (as defined in the Business Combination Agreement), (ii) vote against any Alternative Transaction (as defined in the Business Combination Agreement) and any merger agreement or merger other than the Transaction Proposals, the Business Combination Agreement and the Business Combination; (iii) vote against any change in the business, management, or board of directors of the Company (other than in connection with the Transaction Proposals or pursuant to the Business Combination Agreement or ancillary agreements) and (iv) vote against any proposal, action or agreement that would (A) impede, interfere, frustrate, prevent or nullify any provision of the Sponsor Support Agreement, the Business Combination Agreement or the Business Combination, (B) result in a breach in any respect of any covenant, representation, warranty or any other obligation or agreement of the Company under the Business Combination Agreement, (C) result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (D) result in a breach of any covenant, representation or warranty or other obligation or agreement of the Sponsor contained in the Sponsor Support Agreement or (E) change in any manner the dividend policy or capitalization of, including the voting rights of any class of capital stock of, the Company. Certain current and former officers and directors of the Company previously entered into a letter agreement with the Company in connection with the Company’s initial public offering, pursuant to which they agreed to vote any Company ordinary shares held by them in favor of the Business Combination.

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

Pursuant to the Stockholder Voting and Support Agreement, until the earliest of the Closing, termination of the Business Combination Agreement or the liquidation of Elroy Air, the Requisite Elroy Air Stockholders have agreed not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, any Subject Securities (as defined in the Stockholder Voting and Support Agreement), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any Subject Securities without the prior written consent of Elroy Air and the Company, unless such transfer is deemed a Permitted Transfer (as defined in the Stockholder Voting and Support Agreement).

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

For additional information on the proposed Business Combination with Elroy Air, please see the Company’s Current Reports on Form 8-K, filed on June 26, 2026 and July 2, 2026, and the proxy statement/prospectus dated November 5, 2026 The extraordinary general meeting to consider the Business Combination is scheduled for November 25, 2026, at 10:00 a.m., Eastern Time. The record date is October 30, 2026, and the deadline for submitting redemption requests and delivering Public Shares in accordance with the procedures described in the proxy statement/prospectus is November 23, 2026, at 5:00 p.m., Eastern Time.

Recent Developments

First Amendment to Business Combination Agreement

On October 27, 2026, the Company, Merger Sub and Elroy Air entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”). Among other things, the BCA Amendment: (i) amends Section 2.03(a)(ii) of the Business Combination Agreement to provide that each Elroy Air Option outstanding immediately prior to the Effective Time will be converted into an option to purchase shares of New Elroy Air Common Stock (an “Exchanged Option”) based on the Common Stock Exchange Ratio, rather than a separate option exchange ratio, and to clarify that the Elroy Air Options subject to the 50%/50% allocation between the New Elroy Air Incentive Plan and grants outside of the plan are only those Elroy Air Options that were unvested as of the date of the Business Combination Agreement and remain unvested immediately prior to the Effective Time; (ii) provides that each restricted stock unit of Elroy Air outstanding as of the Effective Time will be assumed and converted into a restricted stock unit of New Elroy Air based on the Common Stock Exchange Ratio, and that certain specified restricted stock units will be taken into account in determining the Eligible Stockholders and their Pro Rata Shares of the Earnout Shares; (iii) amends Section 6.14(a) to provide that the maximum number of shares of New Elroy Air Common Stock issuable under the New Elroy Air Incentive Plan immediately following the Closing shall not be more than 12% of the Purchaser Fully Diluted Capitalization (the “EIP Limit”), and adds a definition of “Purchaser Fully Diluted Capitalization”; (iv) requires Elroy Air to deliver unaudited reviewed financial statements as of and for the six-month periods ended June 30, 2026 and 2025 no later than September 30, 2026, and provides that failure to deliver such financial statements or the PCAOB Financial Statements by the applicable deadlines will not constitute a breach of the Business Combination Agreement or a failure of the related closing condition; (v) requires, as a condition to Inflection Point’s obligation to close, delivery of the Seller Lock-Up Agreement by each Elroy Air equityholder who will receive (including upon exercise of Exchanged Options or settlement of converted restricted stock units) at least 1.0% of the Aggregate Consideration; and (vi) makes certain related changes to the exchange procedures and the definitions of “Company Adjusted Fully Diluted Capital,” “Company Fully Diluted Capital,” “Eligible Stockholder” and “Pro Rata Share.”

Second Amendment to the Business Combination Agreement

On November 11, 2026, Inflection Point, Merger Sub and Elroy Air entered into the Second Amendment to Business Combination Agreement (the “BCA Second Amendment”). Among other things, the BCA Second Amendment: (i) amends the stock exchange procedures to eliminate any requirement for holders of Elroy Air common stock or preferred stock to deliver a letter of transmittal or surrender any certificate or other instrument representing such shares as a condition to receiving their applicable merger consideration, and provides that, on the closing date, Inflection Point will cause Continental to deliver the applicable consideration from the exchange fund in book-entry form to holders reflected on Elroy Air’s record books immediately prior to the effective time of the Merger (excluding, in the case of common stock, excluded shares, restricted stock units and options); (ii) amends the closing condition requiring delivery of seller lock-up agreements to require a duly executed seller lock-up agreement from each holder of Elroy Air equity securities who will receive, or would receive upon exercise of exchanged options or settlement of Inflection Point restricted stock units, at least 0.15% of the aggregate consideration, and extends the lockup requirements to employees of Elroy Air who will continue to be employed by Elroy Air or Inflection Point following the Closing, regardless of the portion of the Aggregate Consideration such holder will or would receive; (iii) replaces the form of Seller Lock-Up Agreement attached as Exhibit E-2 to the Business Combination Agreement with the form attached as Exhibit A to the BCA Second Amendment; and (iv) deletes the defined term “Letter of Transmittal” and related cross-references, to the extent included in the Business Combination Agreement, and eliminates other references in the Business Combination Agreement and ancillary documents to a letter of transmittal or its delivery as a condition to receipt of any portion of the aggregate consideration.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since April 3, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $785,063, which consists of operating costs of $1,344,841, offset by interest income on cash and investments held in the Trust Account of $2,129,904. Operating costs increased by $1,334,422 from $10,419 in the comparable 2025 quarter; interest income on the Trust Account was $0 in that quarter, before the February 2026 Initial Public Offering.

For the nine months ended September 30, 2026, we had net income of $2,004,122, which consists of operating costs of $3,223,614, offset by interest income on cash and investments held in the Trust Account of $5,227,736.

For the three months ended September 30, 2025, we had a net loss of $10,419, which consisted of general and administrative fees.

For the period from April 3, 2025 (inception) through September 30, 2025, we had a net loss of $15,063, which consisted of general and administrative fees.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $5,014,442 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fee, and $1,014,442 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $849,737. Net income of $2,004,122 was affected by interest earned on cash and investments held in the Trust Account of $5,227,736 and payment of operation costs through promissory notes – related party of $21,375. Changes in operating assets and liabilities provided $2,395,252 of cash for operating activities.

For the period from April 3, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $15,063 was affected by payment of operation costs through promissory notes of $4,643 and operating costs paid via promissory note related party of $10,420. Changes in operating assets and liabilities provided $0 of cash for operating activities.

As of September 30, 2026, we had cash and investments held in the Trust Account of $235,227,736 including approximately $5,227,736 of interest income on money market funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $613,400, compared with $1,087,184 at June 30, 2026, a decrease of $473,784. Our working capital deficit increased from $343,967 on June 30, 2026, to $1,656,933 on September 30, 2026. Accounts payable and accrued expenses increased from $1,530,114 to $2,341,876 over the same period. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through February 12, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering, and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing February 11, 2026, and until the completion of our Business Combination or liquidation, we will reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $80,000 in fees for these services. For the three months ended September 30, 2025 and for the period from April 3, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions until the earlier of (i) six months after the completion of a Business Combination and (ii) subsequent to a Business Combination, the date on which the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to a transfer restriction until 30 days after the completion of our initial Business Combination; and (z) the Founder Shares and Private Placement Units (and the underlying securities) are subject to transfer restrictions, including certain permitted transfers, provided that the transferees agree in writing to be bound by the same restrictions set forth in the letter agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company and the proposed Business Combination, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, (iii) 2026 First Quarter Form 10-Q, (iv) 2026 Second Quarter Form 10-Q and (v) proxy statement/prospectus dated November 5, 2026. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the 2025 Annual Report.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Amended and Restated Memorandum and Articles of Association. (1)
2.2	First Amendment to Business Combination Agreement, dated as of October 27, 2026, by and among Inflection Point Acquisition Corp. VII, IPGX Merger Sub, Inc. and Elroy Air, Inc. (2)
2.3	Second Amendment to Business Combination Agreement, dated as of November 11, 2026, by and among Inflection Point Acquisition Corp. VII, IPGX Merger Sub, Inc. and Elroy Air, Inc. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on August 26, 2026.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 28, 2026.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on November 12, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026	INFLECTION POINT ACQUISITION CORP. VII

	By:	/s/ Kevin Shannon
	Name:	Kevin Shannon
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Joseph Pooler
	Name:	Joseph Pooler
	Title:	Chief Financial Officer
(Principal Financial Officer)